Form 10QSB
period 2002-05-31
SOLARA VENTURES INC
filed 2002-07-12
CIK 1160972

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

     Commission file number 000-49740
                            ---------


                              Solara Ventures, Inc.
                              ---------------------
  NEVADA                                                            98-0353461
  ------                                                            ----------
(State of incorporation or organization)       (IRS Employer Identification No.)

                        Suite 1450, 409 Granville Street
                              Vancouver, BC Canada

Issuer's telephone number          604 688 6889


             ------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

5,053,201 common shares outstanding as of July 12, 2002
-------------------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements.
-----------------------------












                              SOLARA VENTURES INC.
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States Dollars)
                                   (Unaudited)


                                  MAY 31, 2002

SOLARA VENTURES INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================

                                                                                    May 31,      February 28,
                                                                                       2002              2002
--------------------------------------------------------------------------------------------------------------


ASSETS

Current assets
    Cash and cash equivalents                                               $         1,544   $         1,154
    Receivables                                                                       2,563             2,563
    Prepaid expenses and deposits                                                       978               978
                                                                            ----------------  ----------------

    Total current assets                                                              5,085             4,695

Due from related party (Note 5)                                                          -              4,557
                                                                            ----------------  ----------------

Total assets                                                                $         5,085   $         9,252
==============================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
    Accounts payable and accrued liabilities                                $        14,139   $        21,897
    Due to related party (Note 5)                                                    37,016                -
                                                                            ----------------  ----------------

    Total current liabilities                                                        51,155            21,897
                                                                            ----------------  ----------------

Commitments (Note 8)

Stockholders' deficiency
    Capital stock (Note 6)
       Authorized
              100,000,000  common shares with a par value of $0.001
                5,000,000  preferred shares with a par value of $0.001
       Issued and outstanding
                4,900,001  common shares (February 28, 2002 - 4,900,001)              4,901             4,901
    Additional paid-in capital (Note 6)                                             220,100           220,100
    Deficit accumulated during the exploration stage                               (271,071)         (237,646)
                                                                            ----------------  ----------------

    Total stockholders' deficiency                                                  (46,070)          (12,645)
                                                                            ----------------  ----------------

Total liabilities and stockholders' deficiency                              $         5,085   $         9,252
==============================================================================================================


History and organization of the Company (Note 1)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

SOLARA VENTURES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

===========================================================================================================

                                                              Cumulative
                                                            Amounts From
                                                                June 14,      Three Month      Three Month
                                                                 2000 to     Period Ended     Period Ended
                                                                 May 31,          May 31,          May 31,
                                                                    2002             2002             2001
-----------------------------------------------------------------------------------------------------------


EXPENSES
    Consulting fees                                      $        63,059  $         9,000  $        30,781
    Management fees                                               47,103            4,500            2,854
    Mineral property costs (recoveries) (Note 4)                  66,233          (14,885)              -
    Office and miscellaneous                                      13,660            6,955               44
    Professional fees                                             81,016           27,855               17
                                                         ---------------  ---------------  ---------------


Loss for the period                                      $      (271,071) $       (33,425) $       (33,696)
===========================================================================================================


Basic and diluted loss per common share                                             (0.01) $            -
===========================================================================================================


Weighted average number of common shares outstanding                            4,900,001               -
===========================================================================================================


Loss per share has not been presented for the period from March 1, 2001 to May 31, 2001 as it is not considered meaningful given the Company's issued share capital consisted of one share of common stock.



















              The accompanying notes are an integral part of these
                       consolidated financial statements.

SOLARA VENTURES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)
(Unaudited)

======================================================================================================================

                                                                                             Deficit
                                                                                         Accumulated            Total
                                 Common stock             Additional           Stock      During the    Stockholders'
                                                             Paid-in   Subscriptions     Exploration           Equity
                                 Shares        Amount        Capital        Received           Stage     (Deficiency)
----------------------------------------------------------------------------------------------------------------------


Balance,
 June 14, 2000
 (date of incorporation)             -   $         -    $         -    $          -    $          -    $           -

 Common stock issued                  1             1             -               -               -                 1

 Stock subscriptions
    received                         -             -              -          120,000              -           120,000

 Loss for the period                 -             -              -               -         (103,645)        (103,645)
                           ------------- -------------  -------------  --------------  --------------- ---------------

Balance,
 February 28, 2001                    1             1             -          120,000        (103,645)          16,356

 Stock subscriptions
    received                         -             -              -          105,000              -           105,000

 Common stock
    issued for
    stock subscriptions
    previously received       4,900,000         4,900        220,100        (225,000)             -                -

 Loss for the year                   -             -              -               -         (134,001)        (134,001)
                           ------------- -------------  -------------  --------------  --------------- ---------------

Balance,
 February 28, 2002            4,900,001         4,901        220,100              -         (237,646)         (12,645)

 Loss for the period                 -             -              -               -          (33,425)         (33,425)
                           ------------- -------------  -------------  --------------  --------------- ---------------

Balance,
 May 31, 2002                 4,900,001  $      4,901   $    220,100   $          -    $    (271,071)  $      (46,070)
======================================================================================================================










              The accompanying notes are an integral part of these
                       consolidated financial statements.

SOLARA VENTURES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

============================================================================================================================

                                                                              Cumulative
                                                                            Amounts From
                                                                                June 14,      Three Month       Three Month
                                                                                 2000 to     Period Ended      Period Ended
                                                                                 May 31,          May 31,           May 31,
                                                                                    2002             2002              2001
----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                 $      (271,071)  $       (33,425) $       (33,696)
    Items not involving cash:
       Accrued consulting and management fees to related parties                 28,320            13,500               -

    Changes in non-cash working capital items:
       (Increase) decrease in receivables                                        (2,563)               -             3,877
       Increase in prepaid expenses and deposits                                   (978)               -           (15,040)
       Increase (decrease) in accounts payable and accrued liabilities           14,139            (7,758)              -
                                                                        ----------------- ---------------- -----------------

    Net cash used in operating activities                                      (232,153)          (27,683)         (44,859)
                                                                        ----------------- ---------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Due from related party                                                      (14,820)            4,557          (20,000)
                                                                        ----------------- ---------------- -----------------

    Net cash used in investing activities                                       (14,820)            4,557          (20,000)
                                                                        ----------------- ---------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                            1                -                -
    Stock subscriptions received                                                225,000                -           105,000
    Increase in due to related party                                             23,516            23,516               -
                                                                        ----------------- ---------------- -----------------

    Net cash provided by financing activities                                   248,517            23,516          105,000
                                                                        ----------------- ---------------- -----------------

Change in cash and cash equivalents during the period                             1,544               390           40,141

Cash and cash equivalents, beginning of period                                       -              1,154           18,646
                                                                        ----------------- ---------------- -----------------

Cash and cash equivalents, end of period                                $         1,544   $         1,544  $        58,787
============================================================================================================================


Cash paid during the period for interest                                $            -    $            -   $            -
============================================================================================================================


Cash paid during the period for income taxes                            $            -    $            -   $            -
============================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

SOLARA VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
MAY 31, 2002

================================================================================


1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was incorporated on June 14, 2000 as 609012 B.C. Ltd. under the laws of the Province of British Columbia. On September 15, 2000, the Company changed its name from 609012 B.C. Ltd. to Solara Ventures Inc. On May 24, 2001, the Company filed a Certificate of Incorporation and a Certificate of Domestication with the State of Delaware and, as a result, on May 24, 2001, became a Delaware corporation. In connection with the domestication into Delaware, the Company's authorized capital stock changed from 100,000,000 shares of common stock with no par value to 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share.

     The Company is in the business of the exploration of mineral properties. The Company has not yet determined whether its properties contain mineral resources that may be economically recoverable and therefore is considered to be an exploration stage company.

     The accompanying unaudited consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements.  In the  opinion  of  management,  the  accompanying  unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended February 28, 2002. The results of operations for the three month period ended May 31, 2002 are not necessarily indicative of the results to be expected for the year ending February 28, 2003.


2.   GOING CONCERN

     These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

     The operations of the Company have primarily been funded by the issuance of capital stock. Continued operations of the Company are dependent on the Company's ability to complete public equity financings or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

     ======================================================================================

                                                                 May 31,      February 28,
                                                                    2002              2002
     --------------------------------------------------------------------------------------

     Working capital (deficiency)                          $     (46,070)   $     (17,202)
     Deficit accumulated during the exploration stage           (271,071)        (237,646)
     ======================================================================================

SOLARA VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
MAY 31, 2002

================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation
     ---------------------------

     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Solara Capital Inc. (the "Subsidiary"), which was incorporated under the laws of the State of Florida on May 16, 2002. All significant inter-company balances and transactions have been eliminated upon consolidation.


4.   MINERAL PROPERTY COSTS

     Pursuant to a property options agreement dated August 8, 2000 and amended July 9, 2001 with CRC Explorations Ltd. ("CRC"), the Company was granted an option to acquire a 100% interest in certain mineral claims in the Revelstoke Mining Division, British Columbia, Canada. Under the terms of the option agreement the Company paid CDN$7,500 upon signing the agreement. In order to acquire its interest, the Company must complete the following:

     a) pay CDN$7,500 upon the Company's shares being listed for trading on a recognized stock exchange or over-the-counter market;

     b) issue 200,000 shares of common stock upon completion of a work program and filing of an acceptable engineering report with a recognized stock exchange or over-the-counter market; and

     c)   incur   cumulative   exploration   expenditures  on  the  property  of
          CDN$105,000 on or before November 30, 2002, and CDN$500,000 on or before November 30, 2004.

     The property is subject to a 2% net smelter returns royalty ("NSR") payable to CRC. The Company may acquire the 2% NSR at any time for a purchase price of CDN$2,500,000, of which up to 50% of the purchase price may be paid in shares of common stock of the Company.

     During the three month period ended May 31, 2002, the Company received a mining tax credit from the Province of British Columbia in the amount of $14,885. The mining tax credit is based on mineral property costs incurred and is recorded as a recovery of mineral property costs in the consolidated statements of operations.


5.   DUE TO/FROM RELATED PARTY

     Amounts due to/from a company controlled by a director and an officer of the Company are non-interest bearing, unsecured and have no fixed terms of repayment.

SOLARA VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
MAY 31, 2002

================================================================================


6.   CAPITAL STOCK

     On June 14, 2000, the Company issued 1 share of common stock for cash proceeds of $1.

     On August 15, 2000, the Company received cash proceeds of $10,000 pursuant to stock subscription agreements whereby the Company will issue 2,000,000 shares of common stock at $0.005 per share.

     On December 14, 2000, the Company received cash proceeds of $110,000 pursuant to stock subscription agreements whereby the Company will issue 2,200,000 shares of common stock at $0.05 per share.

     On May 14, 2001, the Company received cash proceeds of $105,000, pursuant to stock subscription agreements whereby the Company will issue 700,000 shares of common stock at $0.15 per share.

     On September 28, 2001, the Company issued 4,900,000 shares of common stock for stock subscriptions previously received totalling $225,000.

     Common stock
     ------------

     The shares of common stock of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation, dissolution or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

     Preferred stock
     ---------------

     The Company and its Board of Directors' can authorize the issue of shares of preferred stock including authorizing dividend rates and features, conversion privileges, redemption and sinking fund features and the rights of the shares in the event of a liquidation, dissolution or wind-up.

     Additional paid-in capital
     --------------------------

     The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.


7.   RELATED PARTY TRANSACTIONS

     The Company entered into the following transaction with related parties during the three month period ended May 31, 2002:

     a) Paid or accrued consulting fees of $4,500 (2001 - $3,639) to a director of the Company.

     b) Paid or accrued consulting fees of $4,500 (2001 - $3,639) to a law corporation in which a partner is a director of the Company.

     c) Paid or accrued consulting fees of $Nil (2001 - $20,000) to a company controlled by a director of the Company.

     d) Paid or accrued management fees of $4,500 (2001 - $2,854) to a director of the Company.

SOLARA VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
MAY 31, 2002

================================================================================


7.   RELATED PARTY TRANSACTIONS (cont'd...)

     These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.


8.   COMMITMENTS

     The Company is committed to pay directors of the Company management fees totalling $4,500 per month pursuant to management agreements expiring in May 2003.


9.   SEGMENTED INFORMATION

     The Company operates in one business segment in Canada.


10.  SUBSEQUENT EVENTS

     The following events occurred subsequent to May 31, 2002:

     a) The Subsidiary subscribed to acquire 100,000 units at a price of $2.00 per unit of Blade Internet Ventures Inc. ("Blade"). Each unit consists of one share of Blade's common stock and one share purchase warrant entitling the Subsidiary to purchase one share of Blade's common stock at a price of $2.50 per share for a period of eighteen months.

     b) The Company received loan proceeds of $100,000 from Antares Investments Ltd ("Antares"). The loan is unsecured, non-interest bearing and due on demand. As consideration for the loan, the Company will transfer 10,000 shares of Blade common stock to Antares.

     c) The Company has closed on the issuance of 80,000 shares of common stock at a price of $2.50 per share for proceeds of $200,000.

     d) The Company received cash proceeds totaling $183,000 pursuant to stock subscription agreements whereby the Company will issue 73,200 shares of common stock at a price of $2.50 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing in Item 1 of this document.

     This Form 10-QSB contains certain forward-looking statements. These forward-looking statements include statements regarding marketing plans, capital and operating expenditures, results of operations, and the need for and availability of additional financing. The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business which involve judgments with respect to among other things, future economic and competitive conditions, future regulations, and business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. Any forward-looking statement speaks only as of the date on which such statement is made. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Further, the Company cannot assess the impact of each such factor on the business or the extent to which any factor, or combinations of factors, may cause actual results to differ materially from those contained in any forward-looking statement. In light of the significant uncertainties inherent in the forward-looking information contained herein, the inclusion of such information should not be regarded as any representation by the Company or any other person that the Company's objectives or plans will be achieved.

     The Company has incurred significant losses since incorporation and has not yet generated any revenue from operations. The Company is in the process of privately raising equity capital. If the Company is unable to achieve profitable operations or raise sufficient capital, it may fail to meet its obligations.

LIQUIDITY CONSIDERATIONS AND MANAGEMENT'S PLANNED ACTIONS

     The Company has planned certain actions and taken various steps toward mitigating the effect of the working capital and stockholders' deficit at May 31, 2002 as well as taken steps to launch operations and create cash flows from operations.

         The Company is in discussions with a broker-dealer that may sponsor the Company for quotation of its securities on the OTC Bulletin Board.

         The Company is raising equity capital pursuant to an exemption provided under Regulation D of the Securities Act of 1933. The Company has received cash proceeds totalling $183,000 pursuant to subscription agreements whereby the Company will issue 73,200 shares at $2.50 per share.

         In addition the Company has borrowed $100,000 from a private lender on a non-interest basis, repayable on demand.

     The Company is currently considering, subject to raising the necessary funds through the sale of equity, the Phase 1 exploration program on our Key Property which was recommended in the geological report dated November 20, 2000, and revised on July 9, 2001, which was outlined in our SB-2 filing.



                          PART II -- OTHER INFORMATION

Item 2(c). Changes in Securities.
---------------------------------

     (a)Date            Title           No. of Securities   Price Per    Proceeds
        ----            -----           -----------------   ----------   --------
        June 18, 2002   Common Shares   80,000              $2.50        $ 200,000.00
        July 8, 2002    Common Shares   73,200              $2.50        $ 183,000.00

     (b) The securities were offered to "accredited" investors, as that term is defined in Rule 501(a) of Regulation D as promulgated by the S.E.C.

     (c) The Securities were offered pursuant to the exemption provided by Regulation S.

Item 5. Other Information.
--------------------------

     The Company was formed under Florida law as a wholly owned subsidiary named Solara Capital Inc. to invest in entrepreneurial ventures. Effective June 19, 2002 Solara Capital Inc. invested $200,000 to purchase 100,000 units issued by Blade Internet Ventures Inc. Each Unit consists of one share of common stock and a warrant which entitles the holder to purchase an additional share for $2.50 at any time over the next 18 months. The warrant expires in December 2003.

Item 6. Exhibits and Reports on Form 8K
---------------------------------------

     None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SOLARA VENTURES, INC.



Date  July 11, 2002                           /s/ Brent Jardine
     ------------------------------           ----------------------------------
                                              Brent Jardine / President


Date  July 11, 2002                           /s/ Scott Morrice
     ------------------------------           ----------------------------------
                                              Scott Morrice / Secretary