Form 10QSB
period 2002-08-31
SOLARA VENTURES INC
filed 2002-10-21
CIK 1160972

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended August 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _________________ to _________________


     Commission file number 000-49740
                            ---------

                              Solara Ventures, Inc.
                              ---------------------

  DELAWARE                                                  98-0353461
  --------                                                  ----------
(State of incorporation or organization)       (IRS Employer Identification No.)

                        Suite 1450, 409 Granville Street
                              Vancouver, BC Canada
                        --------------------------------

Issuer's telephone number          604 688 6889
                                   ------------

               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report


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

5,652,231 common shares outstanding as of August 31, 2002
---------------------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements









                              SOLARA VENTURES, INC.
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States Dollars)
                                   (Unaudited)


                                 AUGUST 31, 2002

SOLARA VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

=============================================================================================================

                                                                                 August 31,      February 28,
                                                                                       2002              2002
-------------------------------------------------------------------------------------------------------------


ASSETS

Current assets
    Cash and cash equivalents                                              $       373,361   $         1,154
    Receivables                                                                        686             2,563
    Prepaid expenses and deposits                                                   19,538               978
                                                                           ----------------  ----------------

    Total current assets                                                           393,585             4,695

Due from related parties (Note 5)                                                  227,518             4,557

Investments (Note 6)                                                             1,304,820                -
                                                                           ----------------  ----------------

Total assets                                                               $     1,925,923   $         9,252
=============================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
    Accounts payable and accrued liabilities                               $        16,468   $        21,897
    Finder's fee payable (Note 7)                                                  188,058                -
    Loan bonus (Note 8)                                                             20,000                -
    Advances towards stock subscriptions (Note 9)                                  307,820                -
                                                                           ----------------  ----------------

    Total current liabilities                                                      532,346            21,897
                                                                           ----------------  ----------------

Stockholders' equity (deficiency)
    Capital stock (Note 10)
       Authorized
              100,000,000 common shares with a par value of $0.001
                5,000,000 preferred shares with a par value of $0.001
       Issued and outstanding
                5,652,231 common shares (February 28, 2002 - 4,900,001)              5,653             4,901
    Additional paid-in capital (Note 10)                                         1,911,865           220,100
    Stock subscriptions received                                                    25,000                -
    Deficit accumulated during the exploration stage                              (548,941)         (237,646)
                                                                           ----------------  ----------------

    Total stockholders' equity (deficiency)                                      1,393,577           (12,645)
                                                                           ----------------  ----------------

Total liabilities and stockholders' equity (deficiency)                    $     1,925,923   $         9,252
=============================================================================================================

History and organization of the Company (Note 1)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

SOLARA VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

====================================================================================================================

                                          Cumulative
                                             Amounts
                                                From     Three Month     Three Month       Six Month       Six Month
                                            June 14,          Period          Period          Period          Period
                                             2000 to           Ended           Ended           Ended           Ended
                                          August 31,      August 31,      August 31,      August 31,      August 31,
                                                2002            2002            2001            2002            2001
--------------------------------------------------------------------------------------------------------------------


EXPENSES
    Consulting fees                   $     255,952   $     192,893   $       9,528   $     201,893   $      40,309
    Loan bonus (Note 8)                      20,000          20,000              -           20,000              -
    Management fees                          47,103              -            4,538           4,500           7,392
    Marketing                                 3,301           3,301              -            3,301              -
    Mineral property costs
      (recoveries) (Note 4)                  66,233              -               -          (14,885)             -
    Office and miscellaneous                 13,122           2,385             690           6,417             734
    Professional fees                       123,176          42,160           6,561          70,015           6,578
    Transfer agent and filing fees           16,424          16,424              -           16,424              -
    Travel and entertainment                  3,630             707              -            3,630              -
                                      --------------  --------------  --------------  --------------  --------------


Loss for the period                   $    (548,941)  $    (277,870)  $     (21,317)  $    (311,295)  $     (55,013)
====================================================================================================================


Basic and diluted loss per share                      $       (0.05)  $          -    $       (0.06)  $          -
====================================================================================================================


Weighted average number of shares
    of common stock outstanding                           5,184,945              -        5,042,473              -
====================================================================================================================


Loss per share has not been  presented for the three and six month periods ended
August 31, 2001 as it is not considered meaningful given the Company's issued share capital consisted of one share of common stock.















              The accompanying notes are an integral part of these
                       consolidated financial statements.

SOLARA VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)
(Unaudited)

===========================================================================================================================

                                                                                                   Deficit
                                                                                               Accumulated            Total
                                   Common stock                 Additional           Stock      During the    Stockholders'
                            -----------------------------          Paid-in   Subscriptions     Exploration           Equity
                                   Shares          Amount          Capital        Received           Stage     (Deficiency)
---------------------------------------------------------------------------------------------------------------------------


Balance,
 June 14, 2000
 (date of incorporation)              -   $           -   $            -   $           -   $           -   $            -

 Common stock issued                   1               1               -               -               -                 1
 Stock subscriptions
    received                          -                -               -          120,000              -           120,000
 Loss for the period                  -                -               -               -         (103,645)        (103,645)
                            ------------- --------------- ---------------- --------------- --------------- ----------------

Balance,
 February 28, 2001                     1               1               -          120,000        (103,645)          16,356

 Stock subscriptions
    received                          -               -                -          105,000              -           105,000
 Common stock
    issued for
    stock subscriptions
    previously received        4,900,000           4,900          220,100        (225,000)             -                -
 Loss for the year                    -               -                -               -         (134,001)        (134,001)
                            ------------- --------------- ---------------- --------------- --------------- ----------------

Balance,
 February 28, 2002             4,900,001           4,901          220,100              -         (237,646)         (12,645)

 Common stock issued
    for cash                     752,230             752        1,879,823              -               -         1,880,575
 Share issue costs                    -               -          (188,058)             -               -          (188,058)
 Stock subscriptions
    received                          -               -                -           25,000              -            25,000
 Loss for the period                  -               -                -               -         (311,295)        (311,295)
                            ------------- --------------- ---------------- --------------- --------------- ----------------

Balance,
 August 31, 2002               5,652,231  $        5,653  $     1,911,865  $       25,000  $     (548,941) $     1,393,577
===========================================================================================================================












              The accompanying notes are an integral part of these
                       consolidated financial statements.

SOLARA VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

============================================================================================================================

                                                                              Cumulative
                                                                            Amounts From
                                                                                June 14,         Six Month         Six Month
                                                                                 2000 to      Period Ended      Period Ended
                                                                              August 31,        August 31,        August 31,
                                                                                    2002              2002              2001
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                 $      (548,941)  $      (311,295)  $       (55,013)
    Items not involving cash:
       Accrued loan bonus                                                        20,000            20,000                -

    Changes in non-cash working capital items:
       (Increase) decrease in receivables                                          (686)            1,877             2,585
       Increase in prepaid expenses and deposits                                (19,538)          (18,560)           (6,428)
       Increase (decrease) in accounts payable and accrued liabilities           16,468            (5,429)           (1,360)
                                                                        ----------------  ----------------  ----------------

    Net cash used in operating activities                                      (532,697)         (313,407)          (60,216)
                                                                        ----------------  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of investments                                                  (1,304,820)       (1,304,820)               -
    Due from related parties                                                   (227,518)         (222,961)          (19,589)
                                                                        ----------------  ----------------  ----------------

    Net cash used in investing activities                                    (1,532,338)       (1,527,781)          (19,589)
                                                                         ----------------  ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                    1,880,576         1,880,575                -
    Stock subscriptions received                                                250,000            25,000           105,000
    Increase in due to related party                                                 -                 -             11,895
    Advances towards stock subscriptions                                        307,820           307,820                -
    Proceeds from issuance of loan payable                                      100,000           100,000                -
    Repayment of loan payable                                                  (100,000)         (100,000)               -
                                                                        ----------------  ----------------  ----------------

    Net cash provided by financing activities                                 2,438,396         2,213,395           116,895
                                                                        ----------------  ----------------  ----------------

Increase in cash and cash equivalents during the period                         373,361           372,207            37,090

Cash and cash equivalents, beginning of period                                       -              1,154            18,646
                                                                        ----------------  ----------------  ----------------

Cash and cash equivalents, end of period                                $       373,361   $       373,361   $        55,736
============================================================================================================================

Cash paid during the period for interest                                $            -    $            -    $            -
============================================================================================================================

Cash paid during the period for income taxes                            $            -    $            -    $            -
============================================================================================================================

Supplemental disclosure with respect to cash flows (Note 12)




              The accompanying notes are an integral part of these
                       consolidated financial statements.

SOLARA VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
AUGUST 31, 2002

================================================================================


1.   HISTORY AND ORGANIZATION OF THE COMPANY
     ---------------------------------------

     The Company was incorporated on June 14, 2000 as 609012 B.C. Ltd. under the laws of the Province of British Columbia. On September 15, 2000, the Company changed its name from 609012 B.C. Ltd. to Solara Ventures, Inc. On May 24, 2001, the Company filed a Certificate of Incorporation and a Certificate of Domestication with the State of Delaware and, as a result, on May 24, 2001, became a Delaware corporation. In connection with the domestication into Delaware, the Company's authorized capital stock changed from 100,000,000 shares of common stock with no par value to 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share.

     The Company is in the business of the exploration of mineral properties. The Company has not yet determined whether its properties contain mineral resources that may be economically recoverable and therefore is considered to be an exploration stage company. During the six month period ended August 31, 2002, the Company also commenced the business of investing in certain private equity securities.

     The accompanying unaudited consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements.  In the  opinion  of  management,  the  accompanying  unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended February 28, 2002. The results of operations for the six month period ended August 31, 2002 are not necessarily indicative of the results to be expected for the year ending February 28, 2003.


2.   GOING CONCERN
     -------------

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

SOLARA VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
AUGUST 31, 2002

================================================================================


2.   GOING CONCERN (cont'd...)
     -------------------------

     ==============================================================================

                                                          August 31,  February 28,
                                                                2002          2002
     ------------------------------------------------------------------------------

     Working capital (deficiency)                       $  (138,761)  $   (17,202)
     Deficit accumulated during the exploration stage      (548,941)     (237,646)
     ==============================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     Principles of consolidation
     ---------------------------

     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Solara Capital Inc. (the "Subsidiary"), which was incorporated under the laws of the State of Florida on May 16, 2002 and changed its name to Solara Ventures Inc. subsequent to August 31, 2002. All significant inter-company balances and transactions have been eliminated upon consolidation.

     Investments
     -----------

     Investments are accounted for on the cost basis. Any decline in market value below cost are recognized when such declines are considered to be other than temporary.


4.   MINERAL PROPERTY COSTS
     ----------------------

     Pursuant to a property option agreement dated August 8, 2000 and amended July 9, 2001 with CRC Explorations Ltd. ("CRC"), the Company was granted an option to acquire a 100% interest in certain mineral claims in the Revelstoke Mining Division, British Columbia, Canada. Under the terms of the option agreement the Company paid CDN$7,500 upon signing the agreement. In order to acquire its interest, the Company must complete the following:

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

SOLARA VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
AUGUST 31, 2002

================================================================================


4.   MINERAL PROPERTY COSTS (cont'd...)
     ----------------------------------

     During the six month period ended August 31, 2002, the Company received a mining tax credit from the Province of British Columbia in the amount of $14,885 which has been recorded as a cost recovery.


5.   DUE FROM RELATED PARTIES
     ------------------------

     ========================================================================================================

                                                                                    August 31,   February 28,
                                                                                          2002           2002
     --------------------------------------------------------------------------------------------------------

       Due from companies related by virtue of common ownership or directors     $    217,518   $      4,557
       Due from company related by virtue of common ownership                          10,000              -
                                                                                 -------------  -------------

                                                                                 $    227,518   $      4,557
     ========================================================================================================

     Amounts due from related parties are non-interest bearing, unsecured and have no fixed terms of repayment. The fair value of amounts due from related parties are not determinable as they have no fixed terms of repayment.

     Subsequent to August 31, 2002, the Company agreed that amounts due from companies related by virtue of common ownership or directors of $217,518 will be settled with future consulting services to be provided by those same related parties (Note 14).


6.   INVESTMENTS
     -----------

     =======================================================================

                                                  August 31,    February 28,
                                                        2002            2002
     -----------------------------------------------------------------------

     Blade Internet Ventures, Inc. ("Blade")   $    700,000    $          -
     Icoworks, Inc. ("Icoworks")                    604,820               -
                                               -------------   -------------

                                               $  1,304,820    $          -
     =======================================================================

     The investment in Blade consists of 350,000 units. Each unit consists of one share of Blade's common stock and one share purchase warrant entitling the holder to purchase one additional share of Blade's common stock at a price of $2.50 per share for a period of eighteen months.

     The investment in Icoworks consists of 483,856 warrants to purchase one share of common stock of Icoworks at a price of $1.50 per share for a period of thirty-six months. These warrants were purchased pursuant to an agreement whereby the Company was obligated to purchase a total of 1,000,000 warrants of Icoworks. The agreement was terminated subsequent to August 31, 2002 and the Company has no further obligations to purchase additional warrants of Icoworks.

SOLARA VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
AUGUST 31, 2002

================================================================================


7.   FINDER'S FEE PAYABLE
     --------------------

     During the six month period ended August 31, 2002, the Company entered into an agreement with a third-party for a period of one year whereby the Company will pay a finder's fee equal to 10% of equity financings raised by the third party. As at August 31, 2002, the Company had incurred $188,058 of share issue costs relating to this agreement


8.   LOAN BONUS
     ----------

     During the six month period ended August 31, 2002, the Company received and repaid a loan of $100,000 from a company related by virtue of common ownership. The loan was non-interest bearing, however, the Company agreed to pay a loan bonus of 10,000 shares of Blade with a cost of $20,000. As at August 31, 2002, this loan bonus remained unpaid.


9.   ADVANCES TOWARDS STOCK SUBSCRIPTIONS
     ------------------------------------

     Advances towards stock subscriptions consists of cash received for future issuances of shares of common stock. These amounts do not represent an obligation to issue shares of common stock and do not bear interest, are unsecured and have no fixed terms of repayment.


10.  CAPITAL STOCK
     -------------

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

     On June 18, 2002, the Company issued 80,000 shares of common stock for cash proceeds of $200,000.

     On July 8, 2002, the Company issued 33,200 shares of common stock for cash proceeds of $83,000.

     On July 18, 2002, the Company issued 187,000 shares of common stock for cash proceeds of $467,500.

     On July 24, 2002, the Company issued 104,000 shares of common stock for cash proceeds of $260,000.

SOLARA VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
AUGUST 31, 2002

================================================================================


10.  CAPITAL STOCK (cont'd...)
     -------------------------

     On July 25, 2002, the Company issued 50,000 shares of common stock for cash proceeds of $125,000.

     On July 26, 2002, the Company issued 40,000 shares of common stock for cash proceeds of $100,000.

     On August 14, 2002, the Company issued 62,000 shares of common stock for cash proceeds of $155,000.

     On August 19, 2002, the Company issued 162,000 shares of common stock for cash proceeds of $405,000.

     On August 30, 2002, the Company issued 34,030 shares of common stock for cash proceeds of $85,075.

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


11.  RELATED PARTY TRANSACTIONS
     --------------------------

     The Company entered into the following transactions with related parties during the six month period ended August 31, 2002:

     a) Paid consulting fees of $40,017 (2001 - $7,392) to a director of the Company.

     b) Paid consulting fees of $35,000 (2001 - $7,392) to a law corporation in which a partner is a director of the Company.

     c) Paid consulting fees of $83,000 (2001 - $25,525) to a company under common ownership and controlled by a former director of the Company.

     d) Paid consulting fees of $9,100 (2001 - $Nil) to a former director of the Company.

     e) Paid management fees of $4,500 (2001 - $7,392) to a former director of the Company.

SOLARA VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
AUGUST 31, 2002

================================================================================


11.  RELATED PARTY TRANSACTIONS (cont'd...)
     --------------------------------------


     f) Paid or accrued legal fees of $22,431 (2001 - $Nil) to a law corporation in which a partner is a director of the Company.


     Included in accounts payable and accrued liabilities is accrued legal fees of $7,500 (2001 - $Nil) to a law corporation in which a partner is a director of the Company.

     These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.


12.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
     --------------------------------------------------

     During the six month period ended August 31, 2002, the Company accrued a finder's fee of $188,058 relating to the issuance of shares of common stock (Note 7).

     There were no significant non-cash transactions during the six month period ended August 31, 2001.


13.  SEGMENTED INFORMATION
     ---------------------

     The Company has two operating segments being the business of exploring mineral properties and the business of investing in certain private equity securities in Canada.

     Information about the Company's operating segments is as follows:

        =========================================================================================================

                                              Private                                      Private
                               Mineral         Equity     August 31,        Mineral         Equity     August 31,
                            Properties     Securities           2002     Properties     Securities           2001
        ---------------------------------------------------------------------------------------------------------

        Loss             $    (62,259)  $   (249,036)  $   (311,295)  $    (55,013)  $          -   $    (55,013)
        =========================================================================================================


        =========================================================================================================

                                              Private                                      Private
                               Mineral         Equity     August 31,        Mineral         Equity   February 28,
                            Properties     Securities           2002     Properties     Securities           2002
        ---------------------------------------------------------------------------------------------------------

        Total assets     $    124,221   $  1,801,702   $  1,925,923   $      9,252   $          -   $      9,252
        =========================================================================================================

SOLARA VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
AUGUST 31, 2002

================================================================================


14.  SUBSEQUENT EVENTS
     -----------------

     Unless disclosed elsewhere in these consolidated financial statements, the following events occurred subsequent to August 31, 2002:

     a) The Company issued 10,000 shares of common stock in exchange for stock subscriptions received of $25,000.

     b) The Company entered into consulting agreements with Westin Communications Inc. ("Communications"), a related party by virtue of common ownership, and Westin Creative Consultants Inc. ("WCCI"). The consulting agreement with Communications requires the Company to compensate Communications in the amount of $100,000 per month for a period of twelve months commencing September 1, 2002 in exchange for investor relation services. Concurrent with the Communications agreement, Communications and the other related parties who collectively owe $217,518 to the Company (Note 5) agreed to settle these amounts due against future consulting services provided under the agreement with Communications. The consulting agreement with WCCI requires the Company to grant to WCCI an option to purchase 500,000 shares of the Company's common stock at a price of $2.50 per share for a period of twelve months commencing September 1, 2002 in exchange for creative design, report preparation, promotion and marketing services.

     c) The Company has entered into a letter of agreement to acquire up to a 100% interest in Tanex Mineraise Participacoes Ltda ("Tanex Brazil"), a mineral property company. The terms of the letter of agreement require the Company to make certain convertible loans and payments to Tanex Resources plc ("Tanex UK") in exchange for the interest in Tanex Brazil. In the event the convertible loans are not converted to equity of Tanex Brazil, the Company will be repaid by Tanex UK within two years with accrued interest at prime plus one percent.

     d) The Company entered into a share purchase agreement with Westin Capital Inc. ("Westin"), a related party by virtue of common ownership and directors, to purchase 21,500 shares of common stock of Icoworks from Westin at a price of $3.00 per share.


15.  COMPARATIVE FIGURES
     -------------------

     Certain of the comparative figures have been reclassified to reflect the presentation adopted in the current period.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

     Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures and have concluded that these controls and procedures effectively ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     The Company has incurred significant losses since incorporation and has not yet generated any revenue from operations. The Company is in the process of privately raising equity capital. If the Company is unable to achieve profitable operations or raise sufficient capital, it may fail to meet its obligations.

LIQUIDITY CONSIDERATIONS AND MANAGEMENT'S PLANNED ACTIONS

     The Company has planned certain actions and taken various steps toward mitigating the effect of the working capital and accumulated deficit during the development stage at August 31, 2002 as well as taken steps to launch operations and create cash flows from operations.

     The Company continues discussions with a broker-dealer that may sponsor the Company for quotation of its securities on the OTC Bulletin Board.

     The Company is raising equity capital pursuant to an exemption provided under Regulation D of the Securities Act of 1933. The Company received cash proceeds totalling $1,880,575 and the Company has issued 752,230 shares at $2.50 per share.

     Virtually all of these newly raised funds have been committed to the operations of the Company's wholly owned subsidiary. A detailed discussion of the Company's intentions with respect to the subsidiary is contained in this document at Item 5 Other Information (see below).

     In addition, the Company has received a further $332,820 which, providing proper documentation is received, will result in the issue of a further 133,128 common shares.

     The Company has entered into a letter agreement to acquire up to a 100% interest in Tanex Minerals e Participacoes Ltda ("Tanex Brazil"). The Company may earn its interest through the funding commitments to Tanex Brazil totalling $1,800,000, and the issue of shares to Tanex Resources plc ("Tannex plc") amounting to 45% of the equity of the Company. A copy of the agreement is appended to this document as Exhibit 1.

     The ability of the Company to operate will be dependent on its ability to raise sufficient additional funds to continue. These additional requirements are anticipated to be raised through the issue of debt or equity securities, or through its ability to commence profitable operations.

PLAN OF OPERATIONS

     During the next 12 months pursuant to the agreement with Tanex plc the Company will be required to make the following advances:

         $    30,000      upon signing the agreement
         $   120,000      October 20, 2002
         $   100,000      January 30, 2003
         $   300,000      June 30, 2003
         $ 1,250,000      November 30, 2003

     The Company estimates that its direct operating costs over the next 12 months will be approximately $120,000 per month. The Company anticipates entering into other arrangements for the provision of other services such as investor relations and consulting fees regarding financing.

     The Company currently does not have sufficient funds to carry out the planned investments in Tanex Brazil or to fund operations and will need to raise additional cash through the sale of additional equity or from borrowings. There can be no assurance that these additional funds will be raised and if the Company is not successful it could be forced to suspend or cease operations.



                          PART II -- OTHER INFORMATION


Item 2(c).  Changes in Securities

Equity securities sold during the period not registered under the Securities Act of 1933:

     On June 18, 2002, the Company issued 80,000 shares of common stock for cash proceeds of $200,000.

     On July 8, 2002, the Company issued 33,200 shares of common stock for cash proceeds of $83,000.

     On July 18, 2002, the Company issued 187,000 shares of common stock for cash proceeds of $467,500.

     On July 24, 2002, the Company issued 104,000 shares of common stock for cash proceeds of $260,000.

     On July 25, 2002, the Company issued 50,000 shares of common stock for cash proceeds of $125,000.

     On July 26, 2002, the Company issued 40,000 shares of common stock for cash proceeds of $100,000.

     On August 14, 2002, the Company issued 62,000 shares of common stock for cash proceeds of $155,000.

     On August 19, 2002, the Company issued 162,000 shares of common stock for cash proceeds of $405,000.

     On August 30, 2002, the Company issued 34,030 shares of common stock for cash proceeds of $85,075.

     (a) The securities were offered to "accredited" investors, as that term is defined in Rule 501(a) of Regulation D as promulgated by the S.E.C.

     (b) The Securities were offered pursuant to the exemption provided by Regulation S.


Item 5.  Other Information

     The Company's wholly owned subsidiary Solara Capital Inc., has effective September 26, 2002, changed its name to Solara Ventures Inc. ("Ventures"). The intention is that the Company will change its name to Solara Resources Inc.

     The Company ("Resources") is in danger of becoming subject to the Investment Company Act of 1940(the "Act") and if this occurs the provisions contained in that Act may severely hamper the ability of the Company to operate. The consequences of failing to register under the Act could subject the Company and its directors to serious penalties and fines. In addition, the Company could be forced to involuntarily liquidate its assets and/or incur significant costs or losses in the liquidation or incur significant costs to avoid being subject to this Act.

     The Company intends to dividend all of its shares of Ventures to the Company's current shareholders. Following this dividend in specie the Company intends to limit its activities to the resource sector and will no longer be in danger of being subject to this Act. Following the dividend the investment assets will be owned by Ventures and the resource related assets will be owned by the Company.

     Management and the Directors intend to cause Ventures to move its domicile from Florida to a jurisdiction outside of the United States. This may limit the ability of shareholders who are resident in the United States to deal in the securities which they then hold.

     The Company's wholly owned subsidiary, Ventures, has made an offer (the "Offer") to purchase all of the shares of Alta Terra Holdings Inc. ("Alta"). It is a condition of the Offer that certain parties will purchase convertible preference shares of Ventures sufficient to fund the purchase of the shares of Alta. The purchase price of the Offer is expected to be approximately $48,000,000. The Offer is attached as Exhibit 2 but to date, nothing formal has been signed or entered into by the Company.

     The convertible preference shares will have a preference as to dividends, will be non cumulative and will carry a dividend rate of $2.34 (12% of $19.50 each). They will be convertible into 3 common shares of Ventures at any time at the option of the holder and at the option of Ventures at any time provided that the common shares of Ventures have closed for trading on a recognized stock exchange or over-the-counter market at a price of $9.00 or greater for 10 consecutive days .

     The total number of convertible preference shares that could be issued will be approximately 2,461,538 which, if converted, would amount to an additional 7,384,614 common shares.

Item 6.  Exhibits and Reports on Form 8K

Exhibit 1 Letter of Agreement between Tanex Resources PLC and the Company Agreement to acquire 100% of the shares of Tanex Minerals e Participacoes Ltda dated October 4, 2002

Exhibit 2 Draft Offer to purchase all of the shares of Alta Terra Holdings Inc to Omnicorp Bank Inc. and Nelson Bayford and the Company as yet undated.

Exhibit 3a CERTIFICATE PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

Exhibit 3b CERTIFICATE PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

Exhibit 4a CERTIFICATE PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

Exhibit 4b CERTIFICATE PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOLARA VENTURES, INC.


Date October 21, 2002                      /s/ Scott Morrice
     ---------------------                 -------------------------------------
                                           Scott Morrice / President & Secretary


Date October 21, 2002                      /s/ Ian Brodie
     ---------------------                 -------------------------------------
                                           Ian Brodie / Director